Form 10-K
period 2003-12-31
GMAC ELF LLC; GMAC EDUCATION LOAN FUNDING TRUST I
filed 2004-03-25
CIK 1214153, 1214159

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No.: 333-102760

GMAC EDUCATION LOAN FUNDING TRUST-I
(Exact name of co-registrant as specified in its charter)

DELAWARE	51-6535786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O WILMINGTON TRUST COMPANY RODNEY SQUARE NORTH 1100 N. MARKET ST., WILMINGTON, DE	19890-0001
(Address of principal executive offices)	(Zip Code)

(203) 975-6112
(Co-Registrant's telephone number, including area code)

Commission file No.: 333-102760-01

GMAC ELF LLC
(Exact name of co-registrant as specified in its charter)

DELAWARE	22-3891807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 CALIFORNIA STREET, SUITE 3900, DENVER, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-8500
(Co-Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer. Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

Item 1. Business.

        Not Applicable.

Item 2. Properties.

        The property in the trust consists solely of a pool of education loans to students and parents of students and are either guaranteed by the Great Lakes Higher Education Authority Corporation or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance, and are reinsured by the United States Department of Education. All funds collected in respect thereof are on deposit in certain trust accounts. For more information regarding the property of the Trust, see the Subservicer's Annual Statement as to Compliance provided by Great Lakes Education Loan Services, Inc. as a subservicer of the Trust, dated as of December 31, 2003, which is attached hereto as Exhibit 99.1, the Subservicer's Annual Statement as to Compliance provided by ACS Education Services, Inc. ("ACS") as a subservicer of the Trust, dated as of December 31, 2003, which is attached hereto as Exhibit 99.3, and the Annual Statement as to Compliance provided by GMAC Commercial Holding Capital Corp., as the Administrator of the Trust, dated as of February 25, 2004, which is attached hereto as Exhibit 99.5.

        The Registrant's sub-servicing agreement with ACS Education Services, Inc. was entered into as of April 1, 2003. The loans sampled in connection with KPMG LLP's attestation report, related to the assertions of ACS's management, included only those loans included in the ED Form 799/LaRS reports submitted by ACS during ACS's fiscal year ended June 30, 2003. Therefore, none of the Registrant's education loans were included in KPMG LLP's sample in connection with the issuance of its report dated August 28, 2003, which is attached hereto as Exhibit 99.4.

Item 3. Legal Proceedings.

        The Registrant knows of no material legal proceedings involving the Registrant or the Trust or its property.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to Noteholders for a vote or for consent during the fiscal year covered by this Annual Report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  (a)
  There is no established public trading market for the Notes.

  (b)
  Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Notes were as follows:

Series 2003-1
A-1AR Notes	11
A-2AR Notes	16
A-3AR Notes	6
B-1AR Notes	4
Series 2003-2
A-1L Notes	4
A-4AR Notes	9
A-5AR Notes	4
B-2AR Notes	3
Total	57
  (c)
  Not Applicable.

Item 6. Selected Financial Data.

        Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

        Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 8. Financial Statements and Supplementary Data.

        Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no changes in, or disagreements with, the Co-Registrant's accountants.

Item 9A. Controls and Procedures

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Not Applicable.

Item 11. Executive Compensation.

        Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a)
  As of December 31, 2003, all of the outstanding Notes were registered in the name of CEDE & Co., nominee of DTC.

  (b)
  Not Applicable.

  (c)
  Not Applicable.

Item 13. Certain Relationships and Related Transactions.

        Neither GMAC ELF LLC (the "Depositor") nor the Trust knows of any transaction or series of transactions to which any of the Depositor, the Trust or the Servicer, in each of their respective capacities, is a party with any holder of the Notes who owns of record or beneficially more than five percent of the Notes.

Item 14. Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Exhibits

31.1	Rule 15d-14(e) Certification.
99.1	Subservicer's Annual Statement as to Compliance, Great Lakes Education Loan Services, Inc., dated as of December 31, 2003.
99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Education Loan Services, Inc. Subservicing Report.
99.3	Subservicer's Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2003.
99.4	Report of KPMG LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.
99.5	Administrator's Annual Statement as to Compliance, GMAC Commercial Holding Capital Corp., dated as of February 25, 2004.
  (b)
  Reports on Form 8-K filed during the last quarter of 2003:

    Form 8-K, dated October 15, 2003, reporting under Items 5 and 7 thereof, the distribution of the monthly Statement to Noteholders.

    Form 8-K, dated November 14, 2003, reporting under Items 5 and 7 thereof, the distribution of the monthly Statement to Noteholders.

    Form 8-K, dated December 4, 2003, reporting under Items 5 and 7 thereof, the filing of the Prospectus Supplement dated December 4, 2003.

    Form 8-K dated December 15, 2003, reporting under Items 5 and 7 thereof, the distribution of the monthly Statement to Noteholders.

  (c)
  Not Applicable.

  (d)
  Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMAC EDUCATION LOAN FUNDING TRUST-I
	By:	GMAC ELF LLC, as attorney-in-fact of the Co-Registrant
Date: March 25, 2004	By:	/s/ RONALD W. PAGE Ronald W. Page, Vice President

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMAC ELF LLC
Date: March 25, 2004	By:	/s/ RONALD W. PAGE Ronald W. Page, Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

Exhibit Index

31.1	Rule 15d-14(e) Certification.
99.1	Subservicer's Annual Statement as to Compliance, Great Lakes Education Loan Services, Inc., dated as of December 31, 2003.
99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Education Loan Services, Inc. Subservicing Report.
99.3	Subservicer's Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2003.
99.4	Report of KPMG LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.
99.5	Administrator's Annual Statement as to Compliance, GMAC Commercial Holding Capital Corp., dated as of February 25, 2004.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Exhibit Index