Form 10-K
period 2004-12-31
GCO ELF LLC; GCO Education Loan Funding Trust-I
filed 2005-03-16
CIK 1214153, 1214159

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transition Reports
Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-102760

GCO EDUCATION LOAN FUNDING TRUST-I
(Exact name of co-registrant as specified in its charter)

Delaware	51-6535786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company Rodney Square North 1100 N. Market St. Wilmington, DE	19890-0001
(Address of principal executive offices)	(Zip Code)

(203) 975-6112
(Co-registrant's telephone number, including area code)

Commission file number: 333-102760-01

GCO ELF LLC
(Exact name of co-registrant as specified in its charter)

Delaware	22-3891807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

152 West 57th Street, 60th Floor New York, NY	10019
(Address of principal executive officers)	(Zip Code)

(212) 649-9700
(Co-registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the common equity held by non-affiliates of the registrant on December 31, 2004: None

        This Annual Report on Form 10-K is filed in reliance on certain no-action letters, including KeyCorp Student Loan Trust 1996-A (Pub. Av. May 9, 1997), stating that the staff will not object if issuers of asset-backed securities file reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described therein. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

        Omitted.

ITEM 2. PROPERTIES

        GCO Education Loan Funding Trust-I (the "Trust") is a Delaware statutory trust formed by GCO ELF LLC (the "Sponsor") for the purpose of engaging in a program of financing and hold pools of student loans, and engaging in related activities. The property in the Trust consists solely of a pool of education loans to students and parents of students and are either guaranteed by the Great Lakes Higher Education Authority Corporation or the Massachusetts Higher Education Assistance Corporation, now doing business as American Student Assistance, and are reinsured by the United States Department of Education. All funds collected in respect thereof are on deposit in certain trust accounts. For more information regarding the property of the Trust, see the Subservicer's Annual Statement as to Compliance provided by Great Lakes Education Loan Services, Inc., as subservicer of the Trust, dated as of December 31, 2004, which is attached hereto as Exhibit 99.1, the Subservicer's Annual Statement as to Compliance provided by ACS Education Services, Inc., as subservicer of the Trust, dated as of December 31, 2004, which is attached hereto as Exhibit 99.3, and the Annual Statement as to Compliance provided by GCO Education Loan Funding Corp., as the administrator of the Trust, dated as of March 14, 2004, which is attached hereto as Exhibit 99.5.

ITEM 3. LEGAL PROCEEDINGS

        The Registrant knows of no material legal proceedings involving the Sponsor, the Trust or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the Trust's noteholders or certificateholders for a vote or consent during the fiscal year covered by this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Trust has issued a single Certificate to the Sponsor representing a 100% beneficial ownership interest in the Trust. There is no established public trading market for the Certificate.

ITEM 6. SELECTED FINANCIAL DATA

        Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Omitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Omitted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in the accountants for the Co-registrants and no disagreements with the current accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted.

ITEM 11. EXECUTIVE COMPENSATION

        Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of the certificates of the Trust are owned by the Sponsor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Neither the Sponsor nor the Trust knows of any transaction or series of transactions to which either of the Co-registrants, in each of their respective capacities, is a party with any holder of the notes who owns a record or beneficially more than 5% of the notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

        The following is a complete list of exhibits filed as part of and this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer is filed herewith.
99.1	Subservicer's Annual Statement as to Compliance, Great Lakes Education Loan Services, Inc., dated as of December 31, 2004.
99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Education Loan Services, Inc. Subservicing Report.
99.3	Subservicer's Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2004.
99.4	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.
99.5	Administrator's Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 14, 2005.

Reports on Form 8-K

        The Company filed a current report on Form 8-K reporting the pool of student loans held to secure its notes on the following dates:

  January 22, 2004
  February 23, 2004
  March 22, 2004
  April 28, 2004
  May 25, 2004
  June 15, 2004
  July 20, 2004
  August 26, 2004
  September 29, 2004
  October 29, 2004
  November 29, 2004
  December 21, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO EDUCATION LOAN FUNDING TRUST-I
By:	GCO ELF LLC as attorney in fact
By:	/s/ KENNETH C. ROGOZINSKI Kenneth C. Rogozinski Vice President
Date: March 11, 2005

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCO ELF LLC
By:	/s/ KENNETH C. ROGOZINSKI Kenneth C. Rogozinski Vice President
Date: March 11, 2005

Exhibit Index

31.1	Rule 15d-14(a) Certification of Principal Executive Officer.
99.1	Subservicer's Annual Statement as to Compliance, Great Lakes Education Loan Services, Inc., dated as of December 31, 2004.
99.2	Report of Ernst & Young LLP, Independent Accountants, regarding the Great Lakes Education Loan Services, Inc. Subservicing Report.
99.3	Subservicer's Annual Statement as to Compliance, ACS Education Services, Inc., dated as of December 31, 2004.
99.4	Report of KPMG, LLP, Independent Accountants, regarding the ACS Education Services, Inc. Subservicing Report.
99.5	Administrator's Annual Statement as to Compliance, GCO Education Loan Funding Corp., dated as of March 14, 2005.